Form 10-K
period 2024-09-28
Treasure Holdco, Inc.
filed 2024-12-23
CIK 2021031

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-56679
TREASURE HOLDCO, INC.
(Exact Name of Registrant as Specified in Its Charter)
(succeeded by Treasure Merger Sub II, LLC)
A Delaware Corporation	99-0807091
101 Oakley Street Evansville, Indiana, 47710
(812) 424-2904
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.01 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     ☐ Yes   ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes   ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐ Yes   ☒ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)  ☒ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Small reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant had filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. false
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☒ No
There are no shares of common stock of Treasure Holdco, Inc. outstanding as of the date of this filing. All of the limited liability company interests of Treasure Merger Sub, II, the successor by merger to Treasure Holdco, Inc., are held by Magnera Corporation.

REDUCED DISCLOSURE FORMAT
As of the date of this filing, the Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and therefore is filing this Form 10-K with the reduced disclosure format contemplated by General Instruction (I)(2).

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Information included in or incorporated by reference in this report and other registrant's filings with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements.  This report includes “forward-looking” statements with respect to our financial condition, results of operations and business and our expectations or beliefs concerning future events.  These statements contain words such as “believes,” “expects,” “may,” “will,” “should,” “would,” “could,” “seeks,” “approximately,” “intends,” “plans,” “estimates,” “project,” “outlook,” “anticipates,” or “looking forward” or similar expressions that relate to our strategy, plans, intentions, or expectations.  All statements we make relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates, and financial results or to our expectations regarding future industry trends are forward-looking statements.  In addition, we, through our senior management, from time to time make forward-looking public statements concerning our expected future operations and performance and other developments.  These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we expected.  All forward-looking statements are made only as of the date hereof, and we undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

Additionally, we caution readers that the list of important factors discussed in the section titled “Risk Factors” may not contain all of the material factors that are important to you.  In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this report may not in fact occur.  Accordingly, readers should not place undue reliance on those statements.

FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 28, 2024

Item 1.  BUSINESS
(In millions of dollars, except as otherwise noted)

Introductory Note

On November 4, 2024, Treasure Holdco, Inc., which was a wholly owned subsidiary of Berry Global Group, Inc. (“Berry”), Berry, Magnera Corporation, a Pennsylvania corporation (formerly known as Glatfelter Corporation, “Magnera”), and certain wholly owned subsidiaries of Magnera, completed the previously disclosed spinoff and merger transactions contemplated by that certain RMT Transaction Agreement, dated as of February 6, 2024, by and among Berry, Magnera, Treasure Holdco, Inc. and certain wholly owned subsidiaries of Magnera (the “RMT Transaction Agreement”) and certain other agreements in connection with the transactions contemplated by the RMT Transaction Agreement (the “Transactions”).  As a result of a series of mergers in connection with the Transactions, the separate corporate existence of Treasure Holdco, Inc. ceased and Treasure Merger Sub II, LLC became its successor by merger. Unless otherwise indicated or the context otherwise requires, the “registrant” and the “Company” refer to Treasure Holdco, Inc. prior to the Transactions and Treasure Merger Sub II, LLC following the Transactions. Unless otherwise provided or the context otherwise requires, the information provided herein is provided as of the Company’s fiscal year end on September 28, 2024 and accordingly does not give effect to the Transactions.

General

The Company is a leading global supplier of a broad range of innovative non-woven and related products that service global markets.  We sell our products predominantly into stable, consumer-oriented end markets, such as healthcare, personal care, and infection prevention.  Our customers consist of a mix of leading global, national, and mid-sized regional businesses.  For the fiscal year ended September 28, 2024 (“fiscal 2024”), our top customer represented approximately 12% of net sales and our top ten customers represented approximately 43% of net sales.  We believe our manufacturing processes, manufacturing footprint, and ability to leverage our scale to reduce costs, position us as a low-cost manufacturer relative to our competitors.

Additional financial information about our segments is provided in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Combined Financial Statements,” which are included elsewhere in this report.

Segment Overview

The Company’s operations are organized into two reporting segments: Americas and Rest of World.  The structure is designed to align us with our customers, optimize costs, provide quality service, and drive future growth.

Americas
The Americas segment is the Company's largest segment, accounting for 68% of consolidated net sales. Our Americas operations consist of 17 manufacturing facilities - 9 in the United States, 3 in Brazil, 2 in Mexico and 1 each in Canada, Columbia, and Argentina. The segment primarily manufactures a wide range of products and components of personal care and consumer solution products and components of products including medical garments, wipes, dryer sheets, face masks, filtration, baby diapers and adult incontinence.

Rest of World
The Rest of World segment represents 32% of our consolidated net sales. Our Rest of World operations consist of 13 manufacturing facilities - 3 in Germany, 3 in France, 2 in United Kingdom, 2 in China, and 1 each in Spain, Italy, and Netherlands. This segment primarily manufactures a broad collection of personal care and consumer solution products and components of products including medical garments, wipes, face masks, corrosion protection, cable wrap, filtration, baby diapers and adult incontinence.

Marketing, Sales, and Competition

We reach our customer base through a direct sales force of dedicated professionals.  Our scale enables us to dedicate certain sales and marketing efforts to particular customers, when applicable, which enables us to develop expertise that we believe is valued by our customers.

The major markets in which the Company sells its products are highly competitive.  Areas of competition include service, innovation, quality, and price.  This competition is significant as to both the size and the number of competing firms.  Competitors include but are not limited to Ahlstrom, Avgol, Freudenberg, and Fitesa.

Raw Materials

Our primary raw material is polymer resin.  In addition, we use other materials such as fiber, paper and packaging materials in various manufacturing processes.  While temporary industry-wide shortages of raw materials have occurred, we have historically been able to manage the supply chain disruption by working closely with our suppliers and customers. Changes in the price of raw materials are generally passed on to customers through contractual price mechanisms over time, during contract renewals and other means.

Patents, Trademarks and Other Intellectual Property

We customarily seek patent and trademark protection for our products and brands while seeking to protect our proprietary know-how.  While important to our business in the aggregate, sales of any one individually patented product is not considered material to any specific segment or our consolidated results.

Environmental and Sustainability

Sustainability is comprehensively embedded across our business, from how we run our manufacturing operations more efficiently to the investments we are making in sustainable solutions. With our global scale, deep industry experience, and strong capabilities, we are uniquely positioned to assist our customers in the design and development of sustainable solutions.

We also work globally on continuous improvement of employee safety, energy usage, water efficiency, waste reduction, recycling and reducing our Green house Gas (GHG) emissions.  Our teams focus on improving the circularity and reducing the carbon footprint of our products.  We anticipate higher demand for products with lower emissions intensity where polymer resin based products are inherently well positioned since they typically have lower GHG emissions per functional unit compared to heavier alternatives.  Additionally, there is also significant work being done on the use of recycled and bio-based content, which typically has lower associated GHG emissions compared to other virgin materials.

Human Capital and Employees

Health and Safety
Safety for our approximately 6,000 employees is our number one core value.  We believe when it comes to employee safety, our best should always be our standard. It is through the adherence to our global Environment, Health, and Safety principles we have been able to identify and mitigate operational risks and drive continuous improvement.

Talent and Development
We seek to attract, develop and retain talent throughout the company.  Our succession management strategy focuses on a structured succession framework and multiple years of performance. Our holistic approach to developing key managers and identifying future leaders includes challenging assignments, formal development plans and professional coaching.

Employee Engagement
We seek to ensure that our employees are motivated to perform every day. To further that objective, our engagement approach focuses on clear communication and recognition. We communicate through regular employee meetings with business and market updates and information on production, safety, quality and other operating metrics. We have many recognition-oriented awards and conduct company-wide engagement surveys which have generally indicated high levels of engagement and trust in leadership.

Inclusion
We strive to build a safe and inclusive culture where employees feel valued and treated with respect.  We believe inclusion helps drive engagement, innovation and organizational growth.  Our focus to date has been on providing training for our global workforce and increasing awareness about the importance of having a culture of inclusion.

Ethics
Our employees are expected to act with integrity and we maintain a Global Code of Business Ethics which is attested by every employee and provides the Company's framework for ethical business.

Item 1A.  RISK FACTORS

Operational Risks

Global economic conditions, including inflation and supply chain disruptions, may negatively impact our business operations and financial results.

Challenging current and future global economic conditions, including inflation and supply chain disruptions may negatively impact our business operations and financial results. Recent regional and global conflicts have increased volatility in world economies.  Current global economic challenges, including relatively high inflation and supply chain constraints may continue to put pressure on our business.

When challenging economic conditions exist, our customers may delay, decrease or cancel purchases from us, and may also delay payment or fail to pay us altogether. Suppliers may have difficulty filling our orders and distributors may have difficulty getting our products to customers, which may affect our ability to meet customer demands, and result in a loss of business. Weakened global economic conditions may also result in unfavorable changes in our product prices, product mix and profit margins. Although we take measures to mitigate the impact of inflation, including through pricing actions and productivity programs, if these actions are not effective our cash flow, financial condition, and results of operations could be adversely impacted. In addition, there could be a time lag between recognizing the benefit of our mitigating actions and when the inflation occurs and there is no assurance that our mitigating measures will be able to fully mitigate the impact of inflation.

Political volatility may also contribute to the general economic conditions and regulatory uncertainty in regions in which we operate.  Future unrest and changing policies could result in an adverse impact to our financial condition. Political developments can also disrupt the markets we serve and the tax jurisdictions in which we operate and may affect our business, financial condition and results of operations.

Raw material inflation or shortage of available materials could harm our financial condition and results of operations.

Raw materials are subject to price fluctuations and availability, due to external factors, such as recent regional and global conflict, weather-related events, or other supply chain challenges, which are beyond our control.  Temporary industry-wide shortages of raw materials have occurred in the past, which can lead to increased raw material price volatility.  Additionally, our suppliers could experience cost increases to produce raw material due to increases in carbon pricing.  Historically we have been able to manage the impact of higher costs by increasing our selling prices.  We have generally been well positioned to capture additional market share as our primarily raw material, polymer resin, is typically a lower cost and more versatile substrate compared to alternatives.  However, raw material shortages or our inability to timely pass-through increased costs to our customers may adversely affect our business, financial condition and results of operations.

Weather related events could negatively impact our results of operations.

Weather related events could adversely impact our business and the business of our customers, suppliers, and partners.  Such events may have a physical impact on our facilities, inventory, suppliers, and equipment and any unplanned downtime at any of our facilities could result in unabsorbed costs that could negatively impact our results of operations for the period in which it experienced the downtime.  Longer-term climate change patterns could alter future customer demand, impact supply chains and increase operating costs.  However, any such changes are uncertain and we cannot predict the net impact from such events.

We may not be able to compete successfully and our customers may not continue to purchase our products.

We compete with multiple companies in each of our product lines on the basis of a number of considerations, including price, service, quality, product characteristics and the ability to supply products to customers in a timely manner.  Additionally, consumer views on environmental considerations could potentially impact demand for our products that utilize fossil fuel based materials in their manufacturing.  Our competitors may have financial and other resources that are substantially greater than ours and may be better able than us to withstand higher costs.  Competition and product preference changes could result in our products losing market share or our having to reduce our prices, either of which could have a material adverse effect on our business, financial condition and results of operations.  In addition, since we do not have long-term arrangements with many of our customers, these competitive factors could cause our customers to shift suppliers quickly.

We may pursue and execute acquisitions or divestitures, which could adversely affect our business.

As part of our growth strategy, we consider transactions that either complement or expand our existing business and create economic value.  Transactions involve special risks, including the potential assumption of unanticipated liabilities and contingencies as well as difficulties in integrating acquired businesses or carving-out divested businesses, which may result in substantial costs, delays or other problems that could adversely affect our business, financial condition and results of operations.  Furthermore, we may not realize all of the synergies we expect to achieve from our current strategic initiatives due to a variety of risks.  If we are unable to achieve the benefits that we expect to achieve from our strategic initiatives, it could adversely affect our business, financial condition and results of operations.

In the event of a catastrophic loss of one of our key manufacturing facilities, our business would be adversely affected.

While we maintain insurance covering our facilities, including business interruption insurance, a catastrophic loss of the use of all or a portion of one of our key manufacturing facilities due to accident, labor issues, weather conditions, natural disaster, pandemic or otherwise, whether short or long-term, could result in future losses.

Employee retention or labor cost inflation could disrupt our business.

Our relations with employees under collective bargaining agreements remain satisfactory and there have been no significant work stoppages or other labor disputes during the past four years.  However, we may not be able to maintain constructive relationships with labor unions or trade councils and may not be able to successfully negotiate new collective bargaining agreements on satisfactory terms in the future.
Labor is subject to cost inflation, availability and workforce participation rates, all of which could be impacted by factors beyond our control.  As a result, there can be no assurance we will be able to recruit, train, assimilate, motivate and retain employees in the future.  The loss of a substantial number of these employees or a prolonged labor dispute could disrupt our business and result in future losses.

We depend on information technology systems and infrastructure to operate our business, and increased cybersecurity threats, system inadequacies, and failures could disrupt our operations, compromise customer, employee, vendor and other data which could negatively affect our business.

We rely on the efficient and uninterrupted operation of information technology systems and networks.  These systems and networks are vulnerable to increased threats and more sophisticated computer crime, energy interruptions, telecommunications failures, breakdowns, natural disasters, terrorism, war, computer malware or other malicious intrusions.

We also maintain and have access to data and information that is subject to privacy and security laws, regulations, and customer controls.  Despite our efforts to protect such information, breaches, misplaced or lost data and programming damages could result in a negative impact on the business.  While we have not had material system interruptions historically associated with these risks, there can be no assurance from future interruptions that could result in future losses.

Financial and Legal Risks

Goodwill and other intangibles represent a significant amount of our net worth, and a future write-off could result in lower reported net income and a reduction of our net worth.

We have a substantial amount of goodwill.  Future changes in market multiples, cost of capital, expected cash flows, or other external factors, may adversely affect our business and cause our goodwill to be impaired, resulting in a non-cash charge against results of operations to write off goodwill or indefinite lived intangible assets for the amount of impairment. For example, in fiscal 2024 as a result of sustained lower market valuation multiples and lower operating performance as a result of continued market softness, we recorded a $171 million non-cash goodwill impairment in our Rest of World segment (see Note 1).  If a future write-off is required, the charge could result in significant losses.

Our international operations pose risks to our business that may not be present with our domestic operations.

We are subject to foreign exchange rate risk, both transactional and translational, which may negatively affect our financial performance. Exchange rates between transactional currencies may change rapidly due to a variety of factors.  Translational foreign exchange exposures result from exchange rate fluctuations in the conversion of entity functional currencies to U.S. dollars, our reporting currency, and may affect the reported value of our assets and liabilities and our income and expenses. In particular, our translational exposure may be impacted by movements in the exchange rate of the euro or the Brazilian real against the U.S. dollar.

Foreign operations are also subject to certain risks that are unique to doing business in foreign countries including shipping delays and supply chain challenges, disruption of energy, changes in applicable laws, including assessments of income and non-income related taxes, reduced protection of intellectual property, inability to readily repatriate cash to the U.S. effectively, and regulatory policies and various trade restrictions including potential changes to export taxes or countervailing and anti-dumping duties for exported products from these countries. Any of these risks could disrupt our business and result in significant losses. We are also subject to the Foreign Corrupt Practices Act and other anti-bribery and anti-corruption laws that generally bar bribes or unreasonable gifts to foreign governments or officials. We have implemented safeguards, training and policies to discourage these practices by our employees and agents. However, our existing safeguards, training and policies to assure compliance and any future improvements may prove to be less than effective and our employees or agents may engage in conduct for which we might be held responsible. If employees violate our policies, we may be subject to regulatory sanctions. Violations of these laws or regulations could result in sanctions including fines, debarment from export privileges and penalties and could adversely affect our business, financial condition and results of operations.

Current and future environmental and other governmental requirements could adversely affect our financial condition and our ability to conduct our business.

While we have not been required historically to make significant capital expenditures in order to comply with applicable environmental laws and regulations, we cannot predict our future capital expenditure requirements because of continually changing compliance standards and environmental technology.  Furthermore, violations or contaminated sites that we do not know about (including contamination caused by prior owners and operators of such sites or newly discovered information) could result in additional compliance or remediation costs or other liabilities.

In addition, federal, state, local, and foreign governments could enact laws or regulations concerning environmental matters, such as GHG emissions, that increase the cost of producing, or otherwise adversely affect the demand for, packaging products.  Additionally, several governmental bodies in jurisdictions where we operate have introduced, or are contemplating introducing, regulatory change to address the potential impacts of climate change and global warming, which may have adverse impacts on our operations or financial results.  We believe that any such laws promulgated to date have not had a material adverse effect on us, as we have historically been able to manage the impact of higher costs by increasing our selling prices.  However, there can be no assurance that future legislation or regulation would not have a material adverse effect on us.

Changes in tax laws or changes in our geographic mix of earnings could have a material impact on our financial condition and results of operation.

We are subject to income and other taxes in the many jurisdictions in which we operate. Tax laws and regulations are complex and the determination of our global provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. We are subject to routine examinations of our income tax returns, and tax authorities may disagree with our tax positions and assess additional tax. Our future income taxes could also be negatively impacted by our mix of earnings in the jurisdictions in which we operate being different than anticipated given differences in statutory tax rates in the countries in which we operate. In addition, tax policy efforts to raise global corporate tax rates could adversely impact our tax rate and subsequent tax expense.

We may not be successful in protecting our intellectual property rights, including our unpatented proprietary know-how and trade secrets, or in avoiding claims that we infringed on the intellectual property rights of others.

In addition to relying on patent and trademark rights, we rely on unpatented proprietary know-how and trade secrets, and employ various methods, including confidentiality agreements with employees and consultants, customers and suppliers to protect our know-how and trade secrets. However, these methods and our patents and trademarks may not afford complete protection and there can be no assurance that others will not independently develop the know-how and trade secrets or develop better production methods than us. Further, we may not be able to deter current and former employees, contractors and other parties from breaching agreements and misappropriating proprietary information and it is possible that third parties may copy or otherwise obtain and use our information and proprietary technology without authorization or otherwise infringe on our intellectual property rights. Furthermore, no assurance can be given that we will not be subject to claims asserting the infringement of the intellectual property rights of third parties seeking damages, the payment of royalties or licensing fees and/or injunctions against the sale of our products. Any such litigation could be protracted and costly and could result in significant losses.

We may be subject to litigation and regulatory investigations and proceedings, including product liability claims, that could adversely affect our business operations and financial performance.

In the ordinary course of our business, we are involved in legal proceedings, including product liability claims, which may lead to financial or reputational damages.  See Note 5. Commitments, Leases and Contingencies.  We may also be subject to inquiries, inspections, investigations, and proceedings by relevant regulatory and other governmental agencies.  Given our global footprint, we are exposed to more uncertainty regarding the regulatory environment.  The timing of the final resolutions to lawsuits, regulatory inquiries, and governmental and other legal proceedings is typically uncertain, and any such proceedings or claims, regardless of merit, could be time consuming and expensive to defend and could divert management’s attention and resources.  The possible outcomes of these proceedings could include adverse judgments, settlements, injunctions, fines, penalties, or other results adverse to us that could harm our business, financial condition, results of operations and reputation and result in significant losses.  Even if we are successful in defending ourselves against these actions, the costs of such defense may be significant to us.

Transaction Risk

The Transactions may not be successful or achieve the anticipated financial and other benefits.

Carefully consider the risks described in our most recent Registration Statement on Form 10 and subsequent filings made with the Securities and Exchange Commission, including those under the heading “Risk Factors” and other information contained in this report.  Realization of any of these risks could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 1C.  CYBERSECURITY

Governance

During fiscal 2024, the Audit Committee received regular briefings regarding cybersecurity matters from the Chief Information Officer, who has primary management oversight of cybersecurity matters.  The topics reported by the Chief Information Officer include updates on cybersecurity threats, the status of projects to strengthen our information security systems, assessments of the cybersecurity program, and the emerging threat landscape, as well as the results of any third-party and internal assessments conducted. Through the completion of the Transactions, the topics reported included matters relating to the operation of the Company’s business as appropriate.

Risk Management and Strategy

Risk Assessment

Global cybersecurity threats and targeted attacks are an evolving risk to data, infrastructure, and overall operations.  These risks were addressed through a comprehensive, cross-functional approach that reduced security risks, helped ensure business and stakeholder information is handled securely, and effectively responded to cybersecurity incidents when they occur.

Cybersecurity Assessments

Targeted security assessments were conducted and penetration tests throughout the year by internal teams as well as through engagement with third party service providers, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness.

Effects and Impacts of Cybersecurity Risks

As of the date of this report, we have not identified any risks from known cybersecurity threats, including any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. For a discussion on the Company’s cybersecurity related risks, see the risk factors titled “We depend on information technology systems and infrastructure to operate our business, and increased cybersecurity threats, system inadequacies, and failures could disrupt our operations, compromise customer, employee, vendor and other data which could negatively affect our business" and other risk factors contained in Part 1, Item 1A of this Annual Report on Form 10-K.

Item 2.  PROPERTIES

Our primary manufacturing facilities by geographic area were as follows:

Geographic Region	Total Facilities	Leased Facilities
Americas	17	2
Rest of World	13	3

Item 3.  LEGAL PROCEEDINGS

We are party to various legal proceedings involving routine claims which are incidental to our business. Although our legal and financial liability with respect to such proceedings cannot be estimated with certainty, we believe that any ultimate liability would not be material to the business, financial condition, results of operations or cash flows.  see Note 3. Commitments, Leases and Contingencies.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common equity is not listed on any national securities exchange, nor is there any established trading market for our equity or any intention to create a public market or list our equity on any securities exchange.  As of the date of this annual report, there are no outstanding options or warrants to purchase, or securities convertible into our common equity.

Item 6.  RESERVED

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Combined Financial Statements represent the operations of Spinco and have been prepared on a carve-out basis which includes assumptions underlying the preparation that management believes are reasonable.  However, the Combined Financial Statements included herein may not necessarily reflect the Spinco’s results of operations, financial position, and cash flows in the future or what they would have been had Spinco been an independent, stand-alone company during the periods presented. As a result, historical financial information is not necessarily indicative of Spinco’s future results of operations, financial position or cash flows. The following section is qualified in its entirety by the more detailed information in this document, including the Combined Financial Statements and notes thereto.

Reverse Morris Trust-Type Transaction

On November 4, 2024, Treasure Holdco, Inc., Berry, Magnera, and certain wholly owned subsidiaries of Magnera, completed the previously disclosed spinoff and merger transactions contemplated by the RMT Transaction Agreement and certain other agreements in connection with the Transactions.

Outlook

The Company is affected by general economic and industrial growth, raw material availability, cost inflation, supply chain disruptions, and general industrial production.  Our business has both geographic and end market diversity, which reduces the effect of any one of these factors on our overall performance.  Our results are affected by our ability to pass through raw material and other cost changes to our customers, improve manufacturing productivity and adapt to volume changes of our customers.  Despite global macro-economic challenges in the short-term attributed to continued rising inflation, supply chain disruptions, currency devaluation and general market softness, we continue to believe our underlying long-term demand fundamental in all divisions will remain strong as we focus on delivering protective solutions that enhance consumer safety and by providing advantaged products in targeted markets.

Discussion of Results of Operations for Fiscal 2024 Compared to Fiscal 2023

Business integration expenses consist of restructuring and impairment charges, divestiture related costs, and other business optimization costs.  Tables present dollars in millions.

Consolidated Overview	Fiscal Year
	2024	2023	$ Change	% Change
Net sales	$2,187	$2,275	$(88)	(4)%
Operating income (loss)	$(141)	$69	$(210)	(304)%

Net sales:  The net sales decline is primarily attributed to decreased selling prices of $67 million due to the pass through of lower resin prices and a 1% organic volume decline, partially offset by a $10 million favorable impact from foreign currency. The volume decline is primarily attributed to general market softness.

Operating income (loss):  The change is primarily attributed to a $171 million goodwill impairment charge, a $30 million unfavorable impact from price cost spread, a $6 million increase in depreciation and amortization expense and a $5 million unfavorable impact from volume declines, partially offset by a $7 million decrease in selling, general, administrative and corporate allocations.

Americas	Fiscal Year
	2024	2023	$ Change	% Change
Net sales	$1,493	$1,531	$(38)	(2)%
Operating income	$51	$81	$(30)	(37)%

Net sales:  The net sales decline is primarily attributed to decreased selling prices of $9 million due to the pass through of lower resin prices and a 2% organic volume decline. The volume decline is primarily attributed to general market softness.

Operating income (loss):  The operating income decrease is primarily attributed to a $20 million unfavorable impact from price cost spread, a $5 million unfavorable impact from the volume declines and an increase in depreciation and amortization expense.

Rest of World	Fiscal Year
	2024	2023	$ Change	% Change
Net sales	$694	$744	$(50)	(7)%
Operating income (loss)	$(192)	$(12)	$(180)	1,500%

Net sales:  The net sales decline is primarily attributed to decreased selling prices of $58 million due to the pass through of lower resin prices, partially offset by an $8 million favorable impact from foreign currency.

Operating income (loss):  The operating loss increase is primarily attributed to a $171 million goodwill impairment charge and a $10 million unfavorable impact from price cost spread partially offset by a decrease in selling, general, administrative and corporate allocations.

Other expense, net	Fiscal Year
	2024	2023	$ Change	% Change
Other expense, net	$(9)	$(3)	$(6)	200%

The Other expense decrease is primarily attributed to foreign currency changes related to the remeasurement of non-operating intercompany balances.

Comprehensive income (loss)	Fiscal Year
	2024	2023	$ Change	% Change
Comprehensive income (loss)	$(151)	$104	$(255)	(245)%

The decrease is primarily attributed to a $63 million favorable change in currency translation and a $192 million decrease in net income.  Currency translation changes are primarily related to non-U.S. subsidiaries with a functional currency other than the U.S. dollar whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates.  The change in currency translation was primarily attributed to locations utilizing the euro, Brazilian real, and Chinese renminbi as their functional currency.

Liquidity and Capital Resources

We manage our global cash requirements considering (i) available funds among the many subsidiaries through which we conduct our business, (ii) the geographic location of our liquidity needs, and (iii) the cost to access international cash balances.

Cash Flows from Operating Activities

Net cash provided by operating activities decreased $65 million from fiscal 2023 to fiscal 2024 primarily attributed to higher working capital levels.

Cash Flows from Investing Activities

Net cash used in investing activities decreased $49 million from fiscal 2023 to fiscal 2024 primarily due to the settlement of short term marketable securities and lower capital investments.

Cash Flows from Financing Activities

Net cash used in financing activities improved $101 million from fiscal 2023 to fiscal 2024 primarily attributed to lower net transfers to Parent.

Free Cash Flow

We define "free cash flow" as cash flow from operating activities less net additions to property, plant and equipment.  Based on our definition, our combined free cash flow is summarized as follows:

	Fiscal years ended
	September 28, 2024	September 30, 2023	October 01, 2022
Cash flow from operating activities	$192	$257	324
Additions to property, plant and equipment, net	(68)	(88)	(104)
Free cash flow	$124	$169	220

We use free cash flow as a supplemental measure of liquidity as it assists us in assessing our ability to fund growth through generation of cash.  Free cash flow may be calculated differently by other companies, including other companies in our industry or peer group, limiting its usefulness.  Free cash flow is not a generally accepted accounting principles (“GAAP’) financial measure and should not be considered as an alternative to any other measure determined in accordance with GAAP.

Liquidity Outlook

At the end of fiscal 2024, our cash balance was $230 million, all of which was located outside the U.S. We believe our existing and future U.S. based cash and cash flow from U.S. operations will be adequate to meet our short-term and long-term liquidity needs.  The Company has the ability to repatriate the cash located outside the U.S. to the extent not needed to meet operational and capital needs without significant restrictions.  Our unremitted foreign earnings were $374 billion at the end of fiscal 2024.  The computation of the deferred tax liability associated with unremitted earnings is not practicable.

Critical Accounting Policies and Estimates

We disclose those accounting policies that we consider to be significant in determining the amounts to be utilized for communicating our combined financial position, results of operations and cash flows in the first note to our combined financial statements included elsewhere herein.  Our discussion and analysis of our financial condition and results of operations are based on our combined financial statements, which have been prepared in accordance with GAAP.  The preparation of financial statements in conformity with these principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes.  Actual results may differ from these estimates under different assumptions or conditions.

Goodwill.  We complete a quantitative test to evaluate impairment of goodwill in order to determine if the carrying value of any reporting unit exceeded its fair value.  This is completed on the first day of the fourth fiscal quarter.  We utilize a discounted cash flow analysis (income approach) in combination with a comparative company market approach to determine the fair value of each reporting unit. Using the quantitative approach, the Company makes various estimates and assumptions in determining the estimated fair value of each reporting unit. Management judgment is involved in estimating these variables, and they include uncertainties since they are forecasting future events.

Assumptions inherent in the valuation methodologies include estimates of future projected business results, long-term growth rates, and the weighted-average cost of capital. Significant assumptions utilized in the impairment analysis included the weighted-average cost of capital, ranging between 10.5% and 11.0%, and terminal growth rate of 2.5% for each reporting unit, see Note 1. Basis of Presentation and Summary of Significant Accounting Policies.

After the completion of the quantitative test we recognized a goodwill impairment of $171 million in the Rest of World segment stemming from sustained lower market valuation multiples and lower operating performance as a result of continued market softness. Future declines in our peer company and our market capitalizations and total enterprise value along with lower valuation market multiples or significant declines in operating performance could impact future impairment tests or may require a more frequent assessment.

The Company's fair value and carrying value of our reporting units are as follows:

	Fair Value July 1, 2024	Carrying Value July 1, 2024	Cushion July 1, 2024
Americas	$1,770	$1,613	$157
Rest of World	610	781	(171)

Deferred Taxes and Effective Tax Rates.  We estimate the effective tax rate (“ETR”) and associated liabilities or assets for each of our legal entities in accordance with authoritative guidance.  We utilize tax planning to minimize or defer tax liabilities to future periods.  In recording ETRs and related liabilities and assets, we rely upon estimates, which are based upon our interpretation of U.S. and local tax laws as they apply to our legal entities and our overall tax structure.  Audits by local tax jurisdictions, including the U.S. Government, could yield different interpretations from our own and cause the Company to owe more taxes than originally recorded.  See Note 1. Basis of Presentation and Summary of Significant Accounting Policies and Note 5. Income Taxes.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

As a global company, we face foreign currency risk exposure from fluctuating currency exchange rates, primarily the U.S. dollar against the euro and Brazilian real.  Significant fluctuations in currency rates can have a substantial impact, either positive or negative, on our revenue, cost of sales, and operating expenses.  Currency translation gains and losses are primarily related to non-U.S. subsidiaries with a functional currency other than U.S. dollars whereby assets and liabilities are translated from the respective functional currency into U.S. dollars using period-end exchange rates and impact our Comprehensive income.  A 10% decline in foreign currency exchange rates would have had a $3 million favorable impact on fiscal 2024 Net income.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Management and the Board of Directors of Berry Global Group, Inc.

Opinion on the Financial Statements
We have audited the accompanying combined balance sheets of Spinco (the Company) as of September 28, 2024 and September 30, 2023, the related combined statements of operations, comprehensive income (loss), cash flows and changes in parent invested equity for each of the three years in the period ended September 28, 2024, and the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Company at September 28, 2024 and September 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 28, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the combined financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Goodwill
Description of the Matter
At September 28, 2024, the Company's goodwill was $624 million. As discussed in Note 1 to the combined financial statements, goodwill is evaluated for impairment at least annually at the reporting unit level, or more frequently if events or changes in circumstances indicate the goodwill might be impaired. The Company performed its quantitative goodwill impairment test at July 1, 2024, which resulted in a $171 million pre-tax impairment charge.

Auditing management's annual goodwill impairment test was complex due to the significant estimation uncertainty in determining the fair value of the reporting units. In particular, the fair value estimate was sensitive to significant assumptions, such as changes in the weighted average cost of capital, revenue growth rates, EBITDA margin, and the terminal growth rate, which are affected by economic and company-specific qualitative factors.

How We Addressed the Matter in Our Audit
To test the fair value of the Company's reporting units, we performed audit procedures that included, among others, testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to historical results, industry and economic trends, and assumptions used in other estimates. We assessed the historical accuracy of management's estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. In performing our testing, we utilized our valuation specialists to assist us in evaluating the reasonableness of the Company's significant assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2024.

Indianapolis, Indiana
December 23,2024

Spinco
Combined Statements of Operations
(in millions of dollars)

	Fiscal years ended
	September 28, 2024	September 30, 2023	October 01, 2022
Net sales	$2,187	$2,275	$2,803
Costs and expenses:
Cost of goods sold	1,950	1,995	2,425
Selling, general and administrative	107	110	120
Amortization of intangibles	48	51	53
Goodwill and other impairment	172	—	—
Restructuring and other activities	30	24	9
Corporate expense allocation	21	26	24
Operating income (loss)	(141)	69	172

Other (income) expense	(9)	(3)	16
Interest expense	3	—	4
Income (loss) before income taxes	(135)	72	152
Income tax expense	19	34	33
Net income (loss)	$(154)	$38	$119

Spinco
Combined Statements of Comprehensive Income (Loss)
(in millions of dollars)

	Fiscal years ended
	September 28, 2024	September 30, 2023	October 01, 2022
Net income (loss)	$(154)	$38	$119
Currency translation	3	66	(75)
Other comprehensive income (loss)	3	66	(75)
Comprehensive income (loss)	$(151)	$104	$44

See notes to combined financial statements.

Spinco
Combined Balance Sheets
(in millions of dollars)

	September 28, 2024	September 30, 2023
Assets
Current assets:
Cash and cash equivalents	$230	$185
Short term investments	—	29
Accounts receivable, net	359	330
Inventories, net	259	243
Prepaid expenses and other current assets	38	46
Total current assets	886	833
Property, plant and equipment, net	949	998
Goodwill and intangible assets, net	850	1,069
Right-of-use assets	49	52
Other assets	73	75
Total assets	$2,807	$3,027

Liabilities and Parent Invested Equity
Current liabilities:
Accounts payable	$295	$265
Accrued expenses	162	139
Current portion of long-term debt	—	2
Total current liabilities	457	406
Deferred income taxes	78	83
Operating lease liabilities	39	41
Other long-term liabilities	94	107
Total liabilities	668	637
Commitments and Contingencies
Parent invested equity:
Parent investment in Spinco	2,307	2,561
Accumulated other comprehensive loss	(168)	(171)
Total parent invested equity	2,139	2,390
Total liabilities and parent invested equity	$2,807	$3,027

See notes to combined financial statements.

Spinco
Combined Statements of Cash Flows
(in millions of dollars)

	Fiscal years ended
	September 28, 2024	September 30, 2023	October 1, 2022

Cash Flows from Operating Activities:
Net income (loss)	$(154)	$38	$119

Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	127	118	115
Amortization of intangibles	48	51	53
Non-cash interest expense	5	5	4
Goodwill and other impairment	172	—	—
Share-based compensation expense	7	7	7
Deferred income tax	(9)	(9)	(7)
Other non-cash operating activities, net	(3)	(10)	13
Changes in operating assets and liabilities:
Accounts receivable, net	(27)	63	29
Inventories, net	(16)	49	22
Prepaid expenses and other assets	2	—	(6)
Accounts payable and other liabilities	40	(55)	(25)
Net cash from operating activities	192	257	324

Cash Flows from Investing Activities:
Additions to property, plant and equipment, net	(72)	(88)	(104)
Proceeds from sale of assets	4	—	—
Other investing activities	29	—	—
Net cash from investing activities	(39)	(88)	(104)

Cash Flows from Financing Activities:
Repayment of long-term borrowings	(2)	(4)	(4)
Net transfers to Parent	(107)	(206)	(212)
Net cash from financing activities	(109)	(210)	(216)
Effect of currency translation on cash	1	13	(9)
Net change in cash and cash equivalents	45	(28)	(5)
Cash and cash equivalents at beginning of period	185	213	218
Cash and cash equivalents at end of period	$230	185	213

See notes to combined financial statements.

Spinco
Combined Statements of Changes in Parent Invested Equity
(in millions of dollars)

	Parent Investment in Spinco	Accumulated Other Comprehensive Loss	Total
Balance at October 2, 2021	$2,810	$(162)	$2,648
Net income	119	—	119
Other comprehensive income (loss)	—	(75)	(75)
Transfers to Parent, net	(205)	—	(205)
Balance at October 2, 2022	$2,724	$(237)	$2,487
Net income	38	—	38
Other comprehensive income (loss)	—	66	66
Transfers to Parent, net	(201)	—	(201)
Balance at September 30, 2023	$2,561	$(171)	$2,390
Net loss	(154)	—	(154)
Other comprehensive income (loss)	—	3	3
Transfers to Parent, net	(100)	—	(100)
Balance at September 28, 2024	$2,307	$(168)	$2,139

See notes to combined financial statements.

Spinco
Notes to Combined Financial Statements
Fiscal years 2024, 2023 and 2022
(in millions of dollars, except as otherwise noted)

1.  Basis of Presentation and Summary of Significant Accounting Policies

Berry’s Health, Hygiene and Specialties Global Nonwovens and Films business (“Spinco” or the “Company”) is a leading global supplier of a broad range of innovative non-woven and related products that services global markets.  We sell our products predominantly into stable, consumer-oriented end markets, such as healthcare, personal care and infection prevention.  Our customers consist of a mix of leading global, national, and mid-sized regional businesses. For the fiscal year ended September 28, 2024 (“fiscal 2024”), our top customer represented approximately 12% of net sales and our top ten customers represented approximately 43% of net sales.  We believe our manufacturing processes, manufacturing footprint and our ability to leverage our scale to reduce costs, positions us as a low-cost manufacturer relative to our competitors.

Basis of Presentation and Related Party Transactions

The combined financial statements were prepared on a stand-alone basis derived from the financial statements and accounting records of Berry. Combined financial statements reflect the historical results of operations, financial position and cash flows of Spinco as it was historically managed and adjusted to conform with accounting principles generally accepted in the United States of America (U.S. GAAP). These combined financial statements are presented as if Spinco had operated on a stand-alone basis for fiscal periods ending September 28,2024 ("fiscal 2024"), September 30, 2023 (“fiscal 2023”), and October 1, 2022 (“fiscal 2022”).  Spinco is primarily comprised of a combination of various subsidiary companies of Berry in certain jurisdictions and separate legal entities.

Significant intercompany balances with Berry that are outside the transaction perimeter have been eliminated. The assets and liabilities in the combined financial statements are wholly owned by Berry. As a result, the combined financial statements included herein may not necessarily be indicative of Spinco’s financial position, results of operations, or cash flows had it operated as a stand-alone entity during the periods presented, nor are they indicative of the financial position or results of operations going forward. All significant transactions between Spinco and Berry have been included in the combined financial statements and are considered to be effectively settled for cash at the time the transaction is recorded. The total net effect of the settlement of these intercompany transactions is reflected in the combined statement of cash flows as a financing activity and in the combined balance sheets as parent invested equity. In the combined statements of changes in parent invested equity, the Transfers to Parent, net is the net of a variety of intercompany transactions including collection of trade receivables, payment of trade payables and accrued liabilities, settlement of charges for various allocated Berry expenses, and payment of taxes on Spinco’s behalf.

The combined financial statements reflect the assets, liabilities and operations of the Spinco business. The Combined Financial Statements also include the recognition of certain assets and liabilities that have historically been recorded at the Berry corporate level but which are specifically identifiable or otherwise attributable to Spinco.  Spinco utilizes centralized functions of Berry to support its operations, particularly in the U.S. Such expenses represent costs related, but not limited to, treasury, legal, accounting, insurance, information technology, human resources, and other services. These costs are included within the Corporate expense allocation caption in the Combined Statements of Income. Where it is possible to specifically attribute such expenses to activities of Spinco, these amounts have been charged or credited directly to Spinco without allocation or apportionment. Allocation of all other such expenses is based on a reasonable reflection of the utilization of service provided or benefits received by Spinco during the periods presented on a consistent basis, such as earnings metrics and sales. Spinco management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocated expenses, reasonably reflect the utilization of services provided to or the benefit received by Spinco during the periods presented. However, these shared expenses may not represent the amounts that would have been incurred had Spinco operated autonomously or independently from Berry. Actual costs that would have been incurred if Spinco had been a stand-alone company would depend on multiple factors, including organizational structure and strategic decisions in various areas, including information technology and infrastructure. (See Note 6. Corporate Expense Allocation)

Berry uses a centralized approach to cash management, particularly in the U.S. Accordingly, U.S. cash and cash equivalents are held by Berry at the corporate level and were not attributed to Spinco for any of the periods presented. Cash and cash equivalents in the combined financial statements relate to foreign entities. Transfers of cash, both to and from Berry’s centralized cash management system, are reflected as a component of Parent investment in Spinco on the combined balance sheets and as a financing activity within the accompanying combined statement of cash flows. Intercompany transactions between the Company and Parent have been included in these combined financial statements and are forgiven at the time the transaction is recorded. Debt obligations of Berry have not been included in the combined financial statements of Spinco, because Spinco is not a party to the obligation between Berry and the debt holders.

The income tax provision in the combined statements of income has been calculated as if Spinco was operating on a stand-alone basis and filed separate tax returns in the jurisdiction in which it operates. Spinco’s operations have historically been included in the Berry U.S. federal and state tax returns or non-U.S. jurisdictions tax returns. Berry’s global tax model has been developed based on its entire portfolio of businesses. Therefore, cash tax payments and items of current and deferred taxes may not be reflective of Spinco’s actual tax balances prior to or subsequent to Spinco operating as a stand-alone company.

Revenue Recognition and Accounts Receivable

Revenue is recognized when performance obligations are satisfied, in an amount reflecting the consideration to which the Company expects to be entitled.  We consider the promise to transfer products to be our sole performance obligation.  Generally, our revenue is recognized for standard promised goods at the time of shipment, when title and risk of loss pass to the customer.  The Company disaggregates revenue based on geography. See Note 8 Segment and Geographic Data.

Accounts receivable are presented net of allowance for credit losses of $7 million and $6 million at September 28, 2024 and September 30, 2023, respectively. The Company records its current expected credit losses based on a variety of factors including historical loss experience and current customer financial condition. The changes to our current expected credit losses, write-off activity, and recoveries were not material for any of the periods presented.

The Parent has entered into various factoring agreements, including customer-based supply chain financing programs, to sell certain receivables to third-party financial institutions.  Agreements which result in true sales of the transferred receivables, which occur when receivables are transferred without recourse to the Parent, are reflected as a reduction of trade accounts receivable, net on the combined balance sheets and the proceeds are included in the cash flows from operating activities in the combined statements of cash flows.

Research and Development

Research and development costs are expensed when incurred.  The Company incurred research and development expenditures of $13 million, $15 million, and $16 million in fiscal 2024, 2023, and 2022, respectively, which are included in Selling, general and administrative in the combined statements of income.

Share-Based Compensation

Spinco employees have historically participated in Berry’s stock incentive plans for key employees and directors, primarily in the form of options and restricted stock units. Equity-based compensation expense has been either directly reported by or allocated to Spinco based on the awards and terms previously granted to Berry’s employees. These costs were primarily included within the Selling, general and administrative caption of the Combined Statements of Income. Compensation expense for stock incentive plans is generally based on the grant-date fair value over the appropriate vesting period. The fair value for options granted has been estimated at the date of grant using a Black-Scholes model. The fair value of RSU's is based upon the fair value of the shares at the grant date.

Foreign Currency

For the non-U.S. subsidiaries that account in a functional currency other than U.S. dollars, assets and liabilities are translated into U.S. dollars using period-end exchange rates.  Sales and expenses are translated at the average exchange rates in effect during the period.  Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive loss within Parent Invested Equity in the combined balance sheets.  Gains and losses resulting from foreign currency transactions are included in Other (income) expense in the combined statements of income.

Cash and Cash Equivalents

All highly liquid investments purchased with a maturity of three months or less from the time of purchase are considered to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or net realizable value and are valued using the first-in, first-out method.  Management periodically reviews inventory balances, using recent and future expected sales to identify slow-moving and/or obsolete items. The cost of spare parts with an expected useful life of less than 5 years is charged to cost of goods sold when purchased.  We evaluate our reserve for inventory obsolescence on a quarterly basis and review inventory on-hand to determine future salability.  We base our determinations on the age of the inventory and the experience of our personnel.  We reserve inventory that we deem to be not salable in the quarter in which we make the determination.  We believe, based on past history and our policies and procedures, that our net inventory is salable.  Inventory, including reserves of $15 million as of both fiscal 2024 and 2023 was:

Inventories:	2024	2023
Finished goods	$156	$145
Raw materials	103	98
	$259	$243

Property, Plant and Equipment and Long-lived Assets

Property, plant and equipment are stated at cost.  Depreciation is computed primarily by the straight-line method over the estimated useful lives of the assets ranging from 15 to 40 years for buildings and improvements, 2 to 20 years for machinery, equipment, and tooling, and over the term of the agreement for capital leases.  Leasehold improvements are depreciated over the shorter of the useful life of the improvement or the lease term.  Repairs and maintenance costs are charged to expense as incurred.  Property, plant and equipment as of fiscal 2024 and 2023 was:

Property, plant and equipment:	2024	2023
Land, buildings and improvements	$376	$383
Equipment and construction in progress	1,543	1,474
	1,919	1,857
Less accumulated depreciation	(970)	(859)
	$949	$998

Long-lived assets, including property, plant and equipment and definite lived intangible assets are reviewed for impairment in accordance with ASC 360, “Property, Plant and Equipment,” whenever facts and circumstances indicate that the carrying amount may not be recoverable.  Specifically, this process involves comparing an asset’s carrying value to the estimated undiscounted future cash flows the asset is expected to generate over its remaining life.  If this process were to result in the conclusion that the carrying value of a long-lived asset would not be recoverable, a write-down of the asset to fair value would be recorded through a charge to operations. No impairments were recorded in the periods presented.

Goodwill

The changes in the carrying amount of goodwill are as follows:

	Americas	Rest of World	Total
Balance as of fiscal 2022	$584	$198	$782
Foreign currency translation adjustment	5	7	12
Balance as of fiscal 2023	$589	$205	$794
Goodwill impairment	—	(171)	(171)
Foreign currency translation adjustment	(4)	5	1
Balance as of fiscal 2024	$585	$39	$624

As part of the carve-out process for fiscal 2024, the Company completed a quantitative test to evaluate impairment of goodwill in order to determine if the carrying value of any reporting unit exceeded its fair value.  This was completed on the first day of the fourth fiscal quarter of fiscal 2024. The fair value for each reporting unit is estimated based on a combination of a comparative company market approach and a discounted cash flow analysis (income approach). Our forecasts included a terminal growth rate of 2.5%, modest margin expansion attributed to capital investments and normalization of energy inflation, and discount rates ranging from 10.5% to 11.5% being applied to the forecasted cash flows. Using the quantitative approach, the Company makes various estimates and assumptions in determining the estimated fair value of each reporting unit using a combination of discounted cash flow models and valuations based on earnings multiples for the Company’s public peer group. Discounted cash flow models are reliant on various assumptions, including projected business results, long-term growth factors and weighted-average cost of capital. Management judgment is involved in estimating these variables, and they include uncertainties since they are forecasting future events.  As a result of our annual impairment evaluations the Company recognized a goodwill impairment of $171 million in the Rest of World segment due to the sustained impact of general market softness, macro-economic conditions and continued lower market valuation multiples. Additionally, future declines in valuation market multiples, sustained lower earnings, or macroeconomic challenges could impact future impairment tests.

Intangible Assets

	Customer Relationships	Trademarks	Other Intangibles	Total
Balance as of fiscal 2022 (a)	$255	$27	$42	$324
Foreign currency translation adjustment	1	—	1	2
Amortization expense	(44)	—	(7)	(51)
Balance as of fiscal 2023	$212	$27	$36	$275
Foreign currency translation adjustment	—	—	—	—
Amortization expense	(41)	—	(7)	(48)
Impairment	—	—	(1)	(1)
Balance as of fiscal 2024	$171	$27	$28	$226

(a)	Net of Amortization of: $354 million Customer relationships, $3million Trademarks, $41 million Other Intangibles

Customer relationships are being amortized using an accelerated amortization method which corresponds with the customer attrition rates used in the initial valuation of the intangibles over the estimated life of the relationships which range from 10 to 15 years. The Company has trademarks that total $26 million that are indefinite lived and we test annually for impairment on the first day of the fourth quarter. Definite lived trademarks are being amortized using the straight-line method over the estimated life of the assets which are not more than 15 years.  Other intangibles, which include technology and licenses, are being amortized using the straight-line method over the estimated life of the assets which range from 8 to 20 years. We completed the annual impairment test of our indefinite lived trademarks utilizing the qualitative method in 2024, 2023 and 2022 and noted no impairment.

Future amortization expense for definite lived intangibles as of fiscal 2024 for the next five fiscal years is $45 million, $40 million, $38 million, $29 million, and $23 million each year for fiscal years ending 2025, 2026, 2027, 2028, and 2029, respectively.

Leases

The Company leases certain manufacturing facilities, warehouses, office space, manufacturing equipment, office equipment, and automobiles.  We recognize right-of-use assets and lease liabilities for leases with original lease terms greater than one year based on the present value of lease payments over the lease term using our incremental borrowing rate on a collateralized basis.  Short-term leases, with original lease terms of less than one year, are not recognized on the combined balance sheet. We are party to certain leases, namely for manufacturing facilities, which offer renewal options to extend the original lease term. Renewal options are included in the right-of-use asset and lease liability based on our assessment of the probability that the options will be exercised. See note 3. Commitments, Leases and Contingencies.

At September 28, 2024, annual lease commitments were as follows:

Fiscal Year	Operating Leases	Finance Leases
2025	$12	$—
2026	11	—
2027	9	—
2028	7	—
2029	5	—
Thereafter	12	—
Total lease payments	56	—
Less: Interest	(6)	—
Present value of lease liabilities	$50	$—

Income Taxes

The Company accounts for income taxes under the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequence of events that have been recognized in the Company’s combined financial statements or income tax returns.  Income taxes are recognized during the period in which the underlying transactions are recorded.  Deferred taxes, with the exception of non-deductible goodwill, are provided for temporary differences between amounts of assets and liabilities as recorded for financial reporting purposes and such amounts as measured by tax laws.  If the Company determines that a deferred tax asset arising from temporary differences is not likely to be utilized, the Company will establish a valuation allowance against that asset to record it at its expected realizable value.  The Company recognizes uncertain tax positions when it is more likely than not that the tax position will be sustained upon examination by relevant taxing authorities, based on the technical merits of the position.  The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.  The Company’s effective tax rate is dependent on many factors including:  the impact of enacted tax laws in jurisdictions in which the Company operates; the amount of earnings by jurisdiction, due to varying tax rates in each country; and the Company’s ability to utilize foreign tax credits related to foreign taxes paid on foreign earnings that will be remitted to the U.S.

Spinco income taxes as presented are calculated on a separate return basis, although Spinco’s operations have historically been included in Berry’s U.S. federal and state tax returns or non-U.S. jurisdictions tax returns. As Spinco has operations in many jurisdictions are unincorporated commercial units of Berry and its subsidiaries, stand-alone tax returns have not been filed for the operations in these jurisdictions. Accordingly, Spinco’s tax results as presented are not necessarily reflective of the results that Spinco would have generated on a stand-alone basis. Spinco’s combined balance sheets reflect assumptions regarding the expected manner of the spin-off of the Company that would result in Berry retaining certain tax attributes in a number of jurisdictions. As a result, the tax attributes that Berry would retain in these jurisdictions have been eliminated from the Spinco combined balance sheets. The income tax expense of these items has been reflected in the combined statements of income, with a corresponding offset to Parent investment in Spinco. See Note 5. Income Taxes

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes net unrealized gains or losses resulting from currency translations of foreign subsidiaries.

The accumulated balances related to each component of other comprehensive income (loss), before reclassifications were as follows:

	Currency Translation	Accumulated Other Comprehensive Loss
Balance as of fiscal 2021	$(162)	$(162)
Other comprehensive income (loss)	(75)	(75)
Balance as of fiscal 2022	$(237)	$(237)
Other comprehensive income (loss)	66	66
Balance as of fiscal 2023	$(171)	$(171)
Other comprehensive income (loss)	3	3
Balance as of fiscal 2024	$(168)	$(168)

Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make extensive use of estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of sales and expenses.  Actual results could differ materially from these estimates. Changes in estimates are recorded in results of operations in the period that the event or circumstances giving rise to such changes occur.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No.2023-07 "Segment Reporting (Topic 280): Improvements to Reporting Segment Disclosures." The ASU was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures of significant segment expenses that are regularly provided to the chief operating decision maker and included within segment profit and loss. This guidance is effective for fiscal years beginning after December 15,2023, and interim periods within fiscal years beginning after December 15, 2024, with earl adoption permitted, and applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this guidance.

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU No.2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." The ASU was issued to improve transparency and disclosure requirements for the rate recognition, income taxes paid and other tax disclosures. The amendments in ASU 2023-09 are effective for fiscal years beginning after December 15, 2024, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of adopting this guidance.

2.  Fair Value Measurements

Non-recurring Fair Value Measurements

The Company has certain assets that are measured at fair value on a non-recurring basis when impairment indicators are present or when the Company completes an acquisition.  The Company adjusts certain long-lived assets to fair value only when the carrying values exceed the fair values. The categorization of the framework used to value the assets is considered Level 3, due to the subjective nature of the unobservable inputs used to determine the fair value.

Included in the following tables are the major categories of assets and their current carrying values, along with the impairment loss recognized on the fair value measurement for the fiscal years then ended:

	2024
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite lived trademarks	$—	$—	$26	$26	$—
Goodwill	—	—	624	624	(171)
Definite lived intangible assets	—	—	200	200	(1)
Property, plant and equipment	—	—	949	949	—
Total	$—	$—	$1,799	$1,799	$(172)

	2023
	Level 1	Level 2	Level 3	Total	Impairment
Indefinite lived trademarks	$—	$—	$26	$26	$—
Goodwill	—	—	794	794	—
Definite lived intangible assets	—	—	249	249	—
Property, plant and equipment	—	—	998	998	—
Total	$—	$—	$2,067	$2,067	$—

Recurring Fair Value Measurements

The Company held short term investments in Argentina which are remeasured at fair value based on level 2 inputs. As of fiscal years ended 2024 and 2023, the investment balance was $0 and $29 million, respectively.

At September 28, 2024 and September 30, 2023, the value of the Company's virtual power purchase agreement in Spain was $8 million and $12 million, respectively, and is recorded in Other Assets.  Changes in the fair value of the asset are recorded in Cost of goods sold.  The categorization of the framework used to value the assets is considered Level 3, based on the use of various unobservable inputs in the forward energy prices, fixed contractual price, and the risk-free rate.

3.  Commitments, Leases and Contingencies

The Company has various purchase commitments for raw materials, supplies and property and equipment incidental to the ordinary conduct of business.

Leases

Supplemental lease information is as follows:

Leases	Classification	2024	2023
Operating leases:
Operating lease right-of-use assets	Right-of-use asset	$49	$52
Current operating lease liabilities	Accrued expenses	11	11
Noncurrent operating lease liabilities	Operating lease liability	39	41
Finance leases:
Finance lease right-of-use assets	Property, plant, and equipment, net	$6	$9
Current finance lease liabilities	Current portion of long-term debt	—	2

Lease Type	Cash Flow Classification	Lease Expense Category	2024	2023
Operating leases	Operating cash flows	Lease cost	$15	$12
Finance leases	Operating cash flows	Interest expense	—	—
Finance leases	Financing cash flows	—	9	4
Finance leases	—	Amortization of right-of-use assets	3	3

	2024	2023
Weighted-average remaining lease term - operating leases	6.5 years	4 years
Weighted-average remaining lease term - finance leases	0 years	1 years
Weighted-average discount rate - operating leases	3.5%	3.1%
Weighted-average discount rate - finance leases	4.5%	4.5%

Right-of-use assets obtained in exchange for new operating lease liabilities were $8 million for fiscal 2024.

Litigation

The Company is party to various legal proceedings involving routine claims which are incidental to its business.  Although the Company’s legal and financial liability with respect to such proceedings cannot be estimated with certainty, the Company believes that any ultimate liability would not be material to its combined financial position, results of operations or cash flows.
Tax Claims
As part of a previous acquisition, the Company acquired a liability related to certain tax claims treated as a deferred purchase price (the “Deferred Consideration”). The Deferred Consideration accretes at a rate of 9.5% per annum compounded daily, which shall be paid to the selling stockholders of the previous acquisition to the extent certain existing and potential tax claims are resolved. At September 28, 2024 and September 30, 2023, the outstanding balance of the Deferred Consideration was $53 million and $52 million, respectively. If the Company incurs actual tax liability with respect to the tax claims, the amount of the Deferred Consideration owed to the selling stockholders will be reduced by the amount of such actual tax liability. The Company will be responsible for any actual tax liability in excess of the Deferred Consideration. The Deferred Consideration is reflected on the combined balance sheets in Other long-term liabilities as the settlement of existing and potential claims is expected to be greater than one year.

4.  Accrued Expenses

The following table sets forth the totals included in Accrued expenses as of fiscal year end.

	2024	2023
Employee compensation, payroll, and other	$47	$44
Accrued taxes	61	44
Operating lease liabilities	11	11
Other	43	40
	$162	$139

5.  Income Taxes

The Company is being taxed at the U.S. corporate level as a C-Corporation and has provided U.S. Federal, State and foreign income taxes.  Significant components of income tax expense for the fiscal years ended are as follows:

	2024	2023	2022
Current
U.S.
Federal	$8	$12	$4
State	1	1	1
Non-U.S.	19	30	35
Total current	28	43	40

Deferred:
U.S.
Federal	(4)	(5)	(1)
State	(1)	(2)	(1)
Non-U.S.	(4)	(2)	(5)
Total deferred	(9)	(9)	(7)
Expense for income taxes	$19	$34	$33

U.S. income before income taxes was $18 million, $15 million, and $30 million for fiscal 2024, 2023, and 2022, respectively.  Non-U.S. income before income taxes was $(153) million, $57 million, and $122 million for fiscal 2024, 2023, and 2022, respectively.  The Company paid cash taxes of $9 million, $29 million, and $52 million in fiscal 2024, 2023, and 2022, respectively.

The reconciliation between U.S. Federal income tax expense at the statutory rate and the Company’s expense for income taxes for fiscal years ended are as follows:

	2024	2023	2022
U.S. Federal income tax expense at the statutory rate	$(28)	$15	$32
Adjustments to reconcile to the income tax provision:
U.S. state income tax expense	—	—	1
Federal and state credits	(1)	(1)	(1)
Share-based compensation	—	—	(1)
Withholding taxes	2	6	2
Changes in foreign valuation allowance	11	5	2
Foreign income taxed in the U.S.	—	1	2
Rate differences between U.S. and foreign	—	3	9
Brazil provision to return	—	—	3
Foreign intercompany write off	—	—	3
Foreign restructuring benefit	—	—	(8)
Brazil ICMS rate reduction	(6)	(2)	(3)
Uncertain tax positions	(5)	2	(12)
Goodwill impairment	44	—	—
Other	2	5	4
Expense for income taxes	$19	$34	$33

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes.  The components of the net deferred income tax liability as of fiscal years ended are as follows:

	2024	2023
Deferred tax assets:
Accrued liabilities and reserves	$7	$6
Inventories	3	5
Net operating loss carryforward	103	108
Lease liability	12	9
Foreign tax credit carryforward	19	15
Capitalization research and development expenditures	9	6
Other	3	—
Total deferred tax assets	156	149
Valuation allowance	(36)	(23)
Total deferred tax assets, net of valuation allowance	120	126
Deferred tax liabilities:
Property, plant and equipment	68	75
Intangible assets	50	59
Leased asset	12	9
Other	11	12
Total deferred tax liabilities	141	155
Net deferred tax liability	$(21)	$(29)

The Company had $57 million and $54 million of net deferred tax assets recorded in Other assets, and $78 million and $83 million of net deferred tax liabilities recorded in Deferred income taxes on the Combined Balance Sheets as of the fiscal years ended 2024 and 2023, respectively.

As of September 28, 2024, the Company has recorded deferred tax assets related to federal, state, and foreign net operating losses, interest expense, and tax credits.  These attributes are spread across multiple jurisdictions and generally have expiration periods beginning in 2024 while a portion remains available indefinitely.  Each attribute has been assessed for realization and a valuation allowance is recorded against the deferred tax assets to bring the net amount recorded to the amount more likely than not to be realized.  The valuation allowance against deferred tax assets was $36 million and $23 million as of the fiscal years ended 2024 and 2023, respectively, related to the foreign and U.S. federal and state operations.

The Company is permanently reinvested except to the extent the foreign earnings are previously taxed or to the extent that we have sufficient basis in our non-U.S. subsidiaries to repatriate earnings on an income tax free basis.

Uncertain Tax Positions

The following table summarizes the activity related to our gross unrecognized tax benefits for fiscal years ended:

	2024	2023
Beginning unrecognized tax benefits	$17	$16
Gross increases – tax positions in prior periods	2	—
Gross increases – current period tax positions	—	1
Settlements	(1)	—
Lapse of statute of limitations	(6)	—
Ending unrecognized tax benefits	$12	$17

As of fiscal year end 2024, the amount of unrecognized tax benefit that, if recognized, would affect our effective tax rate was $12 million and we had $4 million accrued for payment of interest and penalties related to our uncertain tax positions.  Our penalties and interest related to uncertain tax positions are included in income tax expense.

As a result of global operations, we file income tax returns in the U.S. federal, various state and local, and foreign jurisdictions and are routinely subject to examination by taxing authorities throughout the world.  Excluding potential adjustments to net operating losses, the U.S. federal and state income tax returns are no longer subject to income tax assessments for years before 2020.  With few exceptions, the major foreign jurisdictions are no longer subject to income tax assessments for years before 2017.

6.  Corporate Expense Allocation

Based on management estimates, $21 million, $26 million,  $24 million, of general corporate expenses including information technology, accounting, legal, human resources, and other services were allocated to Spinco during the fiscal years ended September 28, 2024, September 30, 2023 and October 1, 2022, respectively.  Management estimates corporate costs on a standalone basis would have been approximately $17 million to $22 million per year.

7.  Restructuring and Other Activities

The Company has announced various restructuring plans in the last three fiscal years which included cost savings initiatives, consolidating and rationalizing facilities.  In all instances, the majority of the operations from rationalized facilities was transferred to other facilities within the respective reportable segment.  During fiscal 2022, 2023, and 2024, the Company did not shut down any facilities with significant net sales.

The table below sets forth the significant components of the restructuring transaction and other activities, including supply chain financings activity charges recognized for the fiscal years ended, by reportable segment:

	2024	2023	2022
Americas	$14	$17	$5
Rest of World	16	7	4
Consolidated	$30	$24	$9

The table below sets forth the activity with respect to the restructuring charges and the impact on our accrued restructuring reserves:

	Restructuring
	Employee Severance and Benefits	Facility Exit Costs	Non-cash Impairment Charges	Other Activities	Total
Balance as of fiscal 2021	$—	$—	$—	$—	$—
Charges	1	—	—	8	9
Cash	(1)	—	—	(4)	(5)
Balance as of fiscal 2022	$—	$—	$—	$4	$4
Charges	10	1	—	13	24
Cash	(10)	(1)	—	(17)	(28)
Balance as of fiscal 2023	$—	$—	$—	$—	$—
Charges	13	3	3	11	30
Non-cash asset impairment	—	—	(3)	—	(3)
Cash	(5)	(3)	—	(11)	(19)
Balance as of fiscal 2024	$8	$—	$—	$—	$8

Since 2022, cumulative costs attributed to restructuring programs total $31 million.

8.  Segment and Geographic Data

Spinco’s operations are organized into two reportable segments: Americas and Rest of World. The structure is designed to align us with our customers, provide improved service, and drive future growth in a cost-efficient manner.

Selected information by reportable segment is presented in the following tables:

	2024	2023	2022
Net sales
Americas	$1,493	$1,531	$1,909
Rest of World	694	744	894
Total	$2,187	$2,275	$2,803

Operating income (loss)
Americas	$51	$81	$152
Rest of World	(192)	(12)	20
Total	$(141)	$69	$172

Depreciation and amortization
Americas	$123	$119	$121
Rest of World	52	50	47
Total	$175	$169	$168

	2024	2023
Total assets:
Americas	$2,028	$2,037
Rest of World	779	990
Total assets	$2,807	$3,027

	2024	2023
Long-lived assets:
Americas	$1,460	$1,617
Rest of World	461	577
Total long-lived assets	$1,921	$2,194

Selected information by geographical region is presented in the following tables:

	2024	2023	2022
Net sales:
United States and Canada	$991	$998	$1,190
Latin America	502	533	719
Rest of world	694	744	894
Total net sales	$2,187	$2,275	$2,803

Selected information by product line is presented in the following tables:

(in percentages)	2024
Net sales:
Personal Care	49%
Consumer Solutions	51
Total Net Sales	100%

9. Subsequent Events

On November 4, 2024, Treasure Holdco, Inc. (then a wholly owned subsidiary of Berry), Berry, Magnera, and certain wholly owned subsidiaries of Magnera completed the previously disclosed spinoff and merger transactions contemplated by the RMT Transaction Agreement.  As part of the Transactions, Treasure Holdco, Inc. entered into a $785 million term loan due 2031, an $800 million 7.25% senior secured notes due 2031 and a $350 million revolving credit facility.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
We maintain “disclosure controls and procedures,” as such term is defined in  Rule 13a-15(e) under the  Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the  Exchange Act  is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-K, management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 28, 2024.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2024.

Item 9B.  OTHER INFORMATION

None.

Item 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

On November 4, 2024, the Registrant (then a wholly owned subsidiary of Berry), Berry, Magnera, and certain wholly owned subsidiaries of Magnera, completed the previously disclosed spinoff and merger transactions contemplated by the RMT Transaction Agreement and certain other agreements in connection with the Transactions contemplated by the RMT Transaction Agreement.

The Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore providing the reduced disclosure in this Part III contemplated by General Instruction (I)(2) of Form 10-K

As a result of the Transactions and as of the time of the filing of this Annual Report on Form 10-K, the Registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore providing the reduced disclosure in this Part III contemplated by Instruction General Instruction (I)(2).

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In reliance on General Instruction (I)(2) of Form 10-K, the Registrant is omitting the information otherwise called for by this Item 10.

Item 11.  EXECUTIVE COMPENSATION

In reliance on General Instruction (I)(2) of Form 10-K, the Registrant is omitting the information otherwise called for by this Item 11.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In reliance on General Instruction (I)(2) of Form 10-K, the Registrant is omitting the information otherwise called for by this Item 12.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In reliance on General Instruction (I)(2) of Form 10-K, the Registrant is omitting the information otherwise called for by this Item 13.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees (in millions) incurred by Ernst & Young LLP for fiscal 2024 and 2023, for various categories of professional services they performed as our independent registered public accountants.

Fee type	2024	2023
Audit Fees(1)	$3	$1
Audit-Related Fees(2)	-	-
Tax Fees(3)	-	-
All Other Fees	-	-
Total Fees	$3	$1

(1)
Includes annual financial statement and limited quarterly review services, statutory audits of foreign subsidiaries and providing consents for Securities and Exchange Commission filings and other services that are normally provided by the independent registered public accountants in connection with securities offerings.

(2)	Includes merger and acquisition due diligence and other attest or accounting services.

(3)	Includes domestic and international tax compliance, planning services and tax advice.

Auditor Pre-Approval Policy

We comply with pre-approval policies and procedures established by Magnera. Under Magnera’s Pre-Approval Policy, the Audit Committee must pre-approve specific services, including fee levels, to be performed by the independent registered public accounting firm in a designated category (audit, audit-related, tax services, and all other services). None of the services provided were waived from pre-approval requirements pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements

The financial statements listed under Item 8 are filed as part of this report.

Financial Statement Schedules

Schedules have been omitted because they are either not applicable or the required information has been disclosed in the financial statements or notes thereto.

Exhibits

Exhibit no.	Document
2.1†
RMT Transaction Agreement, dated as of February 6, 2024, by and among Glatfelter Corporation, Treasure Merger Sub I, Inc., Treasure Merger Sub II, LLC, Berry Global Group, Inc. and Treasure Holdco, Inc. (incorporated by reference to Exhibit 2.1 to Amendment No. 2 to the Registration Statement on Form 10 filed by the Company on October 21, 2024).

2.2†
Separation and Distribution Agreement, dated as of February 6, 2024, by and among Glatfelter Corporation, Berry Global Group, Inc.  and Treasure Holdco, Inc. (incorporated by reference to Exhibit 2.2 to Amendment No. 2 to the Registration Statement on Form 10 filed by the Company on October 21, 2024).

3.1	Certificate of Incorporation of Treasure Holdco, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 filed by the Company on August 23, 2024).
3.2	Bylaws of Treasure Holdco, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 10 filed by the Company on August 23, 2024).
10.1†
Employee Matters Agreement, dated as of February 6, 2024, by and among Glatfelter Corporation, Berry Global Group, Inc. and Treasure Holdco, Inc. (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registration Statement on Form 10 filed by the Company on October 21, 2024).

10.2
Tax Matters Agreement, dated as of February 6, 2024, by and among Glatfelter Corporation, Berry Global Group, Inc. and Treasure Holdco, Inc. (incorporated by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form 10 filed by the Company on October 21, 2024).

10.3
Amendment to Tax Matters Agreement, dated as of October 21, 2024, by and among Glatfelter Corporation, Berry Global Group, Inc. and Treasure Holdco, Inc. (incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Registration Statement on Form 10 filed by the Company on October 21, 2024).

10.4
Transition Services Agreement, dated as of November 4, 2024, by and between Berry Global, Inc., and Treasure Merger Sub II, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by Magnera Corporation on November 4, 2024).

10.5
First Amendment to the Employee Matters Agreement, dated as of July 8, 2024, by and among Glatfelter Corporation, Berry Global Group, Inc. and Treasure Holdco, Inc. (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 filed by the Company on August 23, 2024).

10.6
Second Amendment to the Employee Matters Agreement, dated as of September 25, 2024, by and among Glatfelter Corporation, Berry Global Group, Inc. and Treasure Holdco, Inc. (incorporated by reference to Exhibit 10.47 to the Annual Report on Form 10-K filed by Berry Global Group, Inc. on November 25, 2024).

10.7+	Magnera Corporation 2024 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.5 to Amendment No. 2 to the Registration Statement on Form 10 filed by the Company on October 21, 2024).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.
32.1*	Section 1350 Certification of the Chief Executive Officer.
32.2*	Section 1350 Certification of the Chief Financial Officer.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).

+	Management compensatory plan, contract, or arrangement.
*	Filed or furnished, as applicable, with this Annual Report.
†
Pursuant to Item 601(b)(2) of Regulation S-K, certain schedules and similar attachments to the RMT Transaction Agreement, the Separation Agreement, the Employee Matters Agreement and the First Amendment to the Employee Matters Agreement have been omitted. Treasure Holdco, Inc. hereby agrees to furnish supplementally a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission upon request.

Item 16.  FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Treasure Merger Sub II, LLC, as successor in interest to the Registrant by merger, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: December 23, 2024

TREASURE MERGER SUB II, LLC (as successor in interest to Treasure Holdco, Inc.).

By:	/s/ James M. Till
Name: James M. Till
Title: Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Curt L. Begle	Chief Executive Officer (Principal Executive Officer)	December 23, 2024
Curt L. Begle

/s/ Jill L. Urey	General Counsel and authorized delegate of Magnera Corporation, the sole member and manager of Registrant	December 23, 2024
Jill L. Urey